Form 10-K
period 1998-03-31
ADVANTA REVOLVING HOME EQUITY LOAN TRUST 1996-A
filed 1998-07-29
CIK 1027266

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) of
         THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1997

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

As of July 7, 1998, there were approximately 3 holders of the Class A-1
Certificates.   The number of holders includes individual participants in
security position listings. As of December 25, 1997, 12 monthly distributions had been made to the holders of the Certificates.


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

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None


PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
ON FORM 8-K

(a)     The following documents are filed as part of this report:
              1.   Financial Statements:    Not applicable.
              2.   Financial Statement Schedules:    Not applicable.
              3.   Exhibits:   As the Issuer was established as of December 1,
1997, the Master Servicer was obligated to prepare an Annual Statement to Certificateholders as to Compliance for the year ended December 31, 1997, and mail such statement to the Certificateholders on or before the last day of March, 1998 and Independent Certified Public Accountants were required to prepare an annual report pertaining to the compliance of the Master Servicer with its servicing obligations pursuant to the Pooling and Servicing Agreement on or before the last day of March, 1998. The Annual Statement to Certificate-holders as to Compliance is included herewith as Exhibit 28.1 and the Annual Independent Certified Public Accountants' Report is included herewith as
Exhibit 28.2. The Statement to Certificateholders on December 26, 1997, is included herewith as Exhibit 28.3.

 Exhibit No.                  Description

              *3.1            Certificates of Incorporation of the
                              Companies

              *3.2            By-laws of the Companies

              *4              Pooling and Servicing Agreement

              28.1 Annual Statement to Certificateholders as to Compliance for the year ended
                              December 31, 1997.

              28.2            Annual Independent Certified Public
                              Accountants' Report.

              28.3            Statement to Certificateholders on
                              December 26, 1997.

* Incorporated by reference to the Exhibit of the same designation filed with the Issuer's Form S-3 registration statement declared effective September
6, 1996.

(b)    Reports on Form 8-K.
              12 reports on Form 8-K have been filed by the Issuer during the period covered by this report.

                                         Items Reported/Financial
Date of Reports on Form 8-K    Statements Filed

              June 24, 1998   Monthly Report for the December 1996 Monthly
                              Period relating to the ADVANTA Revolving Home
                              Equity Loan Pass-through Certificates 1996-A,
                              Class A.

              June 24, 1998   Monthly Report for the January 1997 Monthly
                              Period relating to the ADVANTA Revolving Home
                              Equity Loan Pass-through Certificates 1996-A,
                              Class A.

              June 24, 1998   Monthly Report for the February 1997 Monthly
                              Period relating to the ADVANTA Revolving Home
                              Equity Loan Pass-through Certificates 1996-A,
                              Class A.

              June 24, 1998   Monthly Report for the March 1997 Monthly
                              Period relating to the ADVANTA Revolving Home
                              Equity Loan Pass-through Certificates 1996-A,
                              Class A.

              June 24, 1998   Monthly Report for the April 1997 Monthly
                              Period relating to the ADVANTA Revolving Home
                              Equity Loan Pass-through Certificates 1996-A,
                              Class A.

              June 24, 1998   Monthly Report for the May 1997 Monthly
                              Period relating to the ADVANTA Revolving Home
                              Equity Loan Pass-through Certificates 1996-A,
                              Class A.

              June 24, 1998   Monthly Report for the June 1997 Monthly
                              Period relating to the ADVANTA Revolving Home
                              Equity Loan Pass-through Certificates 1996-A,
                              Class A.

              June 24, 1998   Monthly Report for the July 1997 Monthly
                              Period relating to the ADVANTA Revolving Home
                              Equity Loan Pass-through Certificates 1996-A,
                              Class A.

              June 24, 1998   Monthly Report for the August 1997 Monthly
                              Period relating to the ADVANTA Revolving Home
                              Equity Loan Pass-through Certificates 1996-A,
                              Class A.

              June 24, 1998   Monthly Report for the September 1997 Monthly
                              Period relating to the ADVANTA Revolving Home
                              Equity Loan Pass-through Certificates 1996-A,
                              Class A.

              June 24, 1998   Monthly Report for the October 1997 Monthly
                              Period relating to the ADVANTA Revolving Home
                              Equity Loan Pass-through Certificates 1996-A,
                              Class A.

              June 24, 1998   Monthly Report for the November 1997 Monthly
                              Period relating to the ADVANTA Revolving Home
                              Equity Loan Pass-through Certificates 1996-A,
                              Class A.


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



March 31, 1998


INDEX TO EXHIBITS (Item 14(c))

  Exhibit #                     Description

*3.1                          Certificates of Incorporation of the Companies

*3.2                          By-laws of the Companies.

*4                            Pooling and Servicing Agreement

28.1 Annual Statement to Certificateholders as to Compliance for the year ended December 31, 1997.

28.2 Annual Independent Certified Public Account-ants' Report.

28.3                          Statement to Certificateholders on December 26,
                              1997.

* Incorporated by reference to the Exhibit of the same designation filed with the Issuer's Form S-3 registration statement declared effective September 6, 1996

                                              EXHIBIT 28.1
March 31, 1998

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

                                              EXHIBIT 28.2
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To ADVANTA Mortgage Corp. USA:

We have examined management's assertion about Advanta Mortgage Corp. USA's compliance with the minimum servicing standards identified in the Mortgage Bankers Association of
America's Uniform Single Attestation Program for Mortgage Bankers (USAP) and that
Advanta Mortgage Corp. USA had in effect fidelity bond coverage in the amount of $15 million and mortgage contingent liability protection coverage in the amount of $2 million as of and for the year ended December 31, 1997 included in the accompanying management assertion.
Management is responsible for Advanta Mortgage Corp. USA's compliance with those minimum servicing standards and for maintaining fidelity bond and mortgage contingent liability protection coverage policies.  Our responsibility is to express an opinion on management's assertion about the entity's compliance with the minimum servicing standards and maintenance of fidelity bond and mortgage contingent liability protection coverage policies based on our examination.

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

In our opinion, management's assertion that Advanta Mortgage Corp. USA complied with the aforementioned minimum servicing standards and that Advanta Mortgage Corp. USA had in effect fidelity bond coverage in the amount of $15 million and mortgage contingent liability protection coverage in the amount of $2 million as of and for the year ended December 31, 1997 is fairly stated, in all material respects.

BY;      /s/ Arthur Andersen LLP

Philadelphia, PA
March 20, 1998

                                              EXHIBIT 28.3

              ADVANTA Revolving Home Equity Loan Trust 1996-A

                         Statement to Certificateholders

              Original        Prior
              Face            Principal
Class         Value           Balance         Interest        Principal      Total
A                   50,000,000      46,501,685           236,9      4,884,439        5,121,394.53

Totals              50,000,000      46,501,685           236,9      4,884,439        5,121,394.53

                                              Current         Pass-Through
              Realized        Deferred        Principal       Rates
Class         Losses          Interest        Balance         Current        Next
A                                                   41,617,245      5.917500%       6.230000%

Totals                                              41,617,245.91

                              Prior                                                          Current
                              Principal                                                      Principal
Class         CUSIP           Balance         Interest        Principal      Total           Balance
A                00757CAA6          930.033706        4.739103      97.688788          102.42     832.344918

Delinquent Loan Information:
                                                              90+ Days       Loans           Loans
                              30-59           60-89           excldg f/c,REO in              in
                              Days            Days            & Bkrptcy      REO             Foreclosure
Group 1       Principal Balanc        1,998,83        1,009,74      1,381,985            49,7
              % of Pool Balanc        4.16800%        2.10550%       2.88170%        0.10370%       0.00000%
              Number of Loans               66              32             49               1              0

                                              Loans in Bankrup       Group 1                         -


Book Value of REO Property

Servicing Fee Due and Payable for Period:                                                               20,6

Unpaid Class A Certificate Interest Shortfall

Insured Payments:

Substitution Amount:

Scheduled Principal Balance of Loans as of the Prior Distribution Date:                          49,441,999.

Scheduled Principal Balance of Loans as of the Current Distribution Date:                        47,957,009.

Certificate Insurer Premium Payment                                                                      8,5

Pre-funded amount applied to the Class A Certificate Principal Distribution Amount

Weighted Average Coupon as of the Current Distribution Date:                                      11.783000%

Weighted Average Net Coupon as of the Current Distribution Date:                                  11.283000%

Non-Scheduled Principal Included in the Current Distribution:                                      4,884,439

Pre-Funding Account:

              Beginning Account Balance:

              Withdrawals Relating to Subsequent Loans:

              Withdrawals Relating to Pre-Funding Period Termination:

              Ending Account Balance:

              Interest Earnings Deposited to the Certificate Account

Capitalized Interest Account:

              Beginning Account Balance:

              Deposit of Interest Earnings:

              Additional Deposit From Depositor:

              Withdrawal of Capitalized Interest Requirement:

              Withdrawal of Overfunded Interest Amounts per 7.04(e):

              Withdrawal of Amounts Required to be Deposited in Revolving Account:

              Ending Account Balance:

Revolving Account:

              Beginning Account Balance:                                                           3,000,000

              Interest Earnings:                                                                        12,5

              Deposit of Principal Collections:                                                    1,729,738

              Deposit of Excess Interest Amounts:                                                     142,16

              Withdrawal of AMTS Relating to Pre-Funding:

              Withdrawal of AMTS Relating to Revolving Feature:

              Withdrawal of Amounts in Excess of Required Balance:                                (4,884,439

              Ending Account Balance:

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

Remaining Pre-Funded Account:

Overcollateralization Deficit:

Aggregate Principal Balance of Subsequent Loans for the Related Remittance Period:

Accelerated Principal Payment:

Net Funds Cap Forward Amount:

Step-Down Amount:

Originator's Interest:                                                                             2,940,314

Non-Subordinated Originator's Interest
